Form 10-Q
period 2000-12-30
LCA GROUP INC
filed 2001-02-20
CIK 58146

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number: 1-06725

                                 LCA GROUP INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE
(State or other jurisdiction of                          51-0305205
incorporation or organization)               (I.R.S.Employer Identification No.)


                            C/O U.S. INDUSTRIES, INC.
                              101 WOOD AVENUE SOUTH
                                ISELIN, NJ 08830
                    (Address of principal executive offices)
                                 (732) 767-0700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X   No
   ---    ---

                                 LCA GROUP INC.

                                      INDEX

                                                                            Page
                                                                             NO.


PART I.    FINANCIAL INFORMATION

           Item 1.Financial Statements

                  Combined Condensed Statements of Operations
                  for the Three Months Ended December 31, 2000 and 1999...   1

                  Combined Condensed Balance Sheets, December 31, 2000
                  and September 30, 2000..................................   2

                  Combined Condensed Statements of Cash Flows
                  for the Three Months Ended December 31, 2000 and 1999...   3

                  Notes to Combined Condensed Financial Statements........   4

           Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   8

           Item 3.Quantitative and Qualitative Disclosures About
                  Market Risk. ...........................................  11


PART II.        OTHER INFORMATION

           Item 6.Exhibits ...............................................  13


SIGNATURES ...............................................................  14

PART 1.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS.


                                 LCA GROUP INC.
                  COMBINED CONDENSED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                               ----------------
                                                               2000        1999
                                                               ----        ----

Net Sales                                                   $   215.6    $  225.2
Operating costs and expenses:
Cost of products sold                                           146.0       151.2
Selling, general and administrative expenses                     61.6        62.3
Management fee and divisional overhead                            1.9         2.1
                                                            ---------    --------
Operating income                                                  6.1         9.6
Interest expense to Affiliates                                   (3.3)       (3.3)
Interest expense                                                 (0.2)       (0.2)
Interest income                                                   0.2         0.2
Other expense, net                                               (0.2)     --
                                                            ---------    --------
Income before income taxes                                        2.6         6.3
Provision for income taxes                                       (1.0)       (2.5)
                                                            ---------    --------

Net income                                                  $     1.6    $    3.8
                                                            =========    ========



Pro-forma basic and diluted earnings per share:             $     0.20
                                                            ==========


       SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                       COMBINED CONDENSED BALANCE SHEETS
                                  (IN MILLIONS)


                                                         DECEMBER 31,    SEPTEMBER 30,
                                                             2000            2000
                                                             ----            ----
                                                         (UNAUDITED)
                                     ASSETS
Current assets:
Cash and cash equivalents                                  $   14.7       $    7.8
Trade receivables, net                                        161.1          171.7
Inventories                                                   167.6          165.8
Deferred income taxes                                           9.2            9.3
Other current assets                                            9.1           10.7
                                                           --------       --------

Total current assets                                          361.7          365.3

Property, plant and equipment, net                            163.5          158.0
Pension assets                                                  7.7            6.7
Other assets                                                    1.7            2.1
Goodwill, net                                                  69.7           70.1
                                                           --------       --------
                                                           $  604.3       $  602.2
                                                           ========       ========


                        LIABILITIES AND INVESTED CAPITAL

Current liabilities:
Notes payable                                               $    2.3      $    3.9
Current maturities of long-term debt                             0.2        --
Trade accounts payable                                          48.5          59.5
Accrued expenses and other liabilities                          55.9          57.1
Income taxes payable                                             4.3           4.8
                                                           --------       --------

Total current liabilities                                      111.2         125.3

Long-term debt                                                   0.4        --
Deferred income taxes                                            5.9           5.3
Other liabilities                                               46.3          43.5
Notes payable to Affiliates                                    201.6         201.6
Interest payable to Affiliates                                  27.0          23.7
                                                           --------       --------

Total liabilities                                              392.4         399.4
Commitments and contingencies
Invested capital                                               211.9         202.8
                                                           --------       --------
                                                            $  604.3      $  602.2
                                                            ========      ========



        SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                                   -------------
                                                                   2000     1999
                                                                   ----     ----
OPERATING ACTIVITIES:
Net income                                                       $   1.6  $   3.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                        6.8      6.7
Provision for doubtful accounts                                      0.3      0.1
Provision for deferred income taxes                                  0.5      0.1
Loss on sale of property, plant and equipment                        0.2   --
Changes in operating assets and liabilities,
excluding the effects of acquisitions and dispositions               0.1     (5.8)
                                                                 -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            9.5      4.9

INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired                    --         (1.9)
Purchases of property, plant and equipment                          (8.5)    (6.8)
Proceeds from sales of property, plant and equipment                 0.2      0.2
                                                                 -------  -------
NET CASH USED IN INVESTING ACTIVITIES                               (8.3)    (8.5)

FINANCING ACTIVITIES:
Repayment of long-term debt                                         (0.1)  --
Proceeds from affiliate debt                                      --          6.6
Repayment of notes payable                                          (2.0)    (1.7)
Proceeds from notes payable                                          0.3      1.8
Increase in interest payable to Affiliates                           3.3      3.3
Net transfers with Affiliates                                        1.9     (1.7)
                                                                 -------  -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            3.4      8.3

Effect of exchange rate changes on cash and cash equivalents         2.3     (2.1)
                                                                 -------  -------

 INCREASE IN CASH AND CASH EQUIVALENTS                               6.9      2.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     7.8      9.1
                                                                 -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  14.7  $  11.7
                                                                 =======  =======


         SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1-BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

      The accompanying combined condensed financial statements include the combined operations of LCA Group Inc. (the "Company"), which is comprised of subsidiaries currently owned, directly or indirectly by U.S. Industries, Inc. (the "Parent" or "USI"). The Company, through these USI subsidiaries, manufactures and distributes indoor and outdoor lighting fixtures, hand tools, saws and cutting and industrial tools for markets in North America and Europe. These subsidiaries are grouped into two segments: Lighting (Lighting Corporation of America, Inc., Columbia Lighting Inc., Dual-Lite Inc., Kim Lighting Inc., Architectural Area Lighting Inc., Spaulding Lighting Inc., Progress Lighting Inc., Prescolite Inc. and SiTeco Holding GmbH) and Industrial Tools (Spear & Jackson plc and Bowers Group plc).

      In contemplation of the spin-off and distribution to its stockholders by USI of the ownership in the Company, all the issued and outstanding common stock or net operating assets of certain companies and other assets and interests will be transferred to the Company (the "Spin-off Transactions"). At December 31, 2000, the Company had no separate legal status or existence as a combined group. These financial statements are presented on a going concern basis as if the Company had existed as a corporation separate from USI during the periods presented and include the historical net assets and results of operations directly related to the Company's operations. The Company's Registration Statement on Form 10 was declared effective by the Securities and Exchange Commission on January 3, 2001. On December 21, 2000, USI announced that its Board of Directors had declared a dividend of all of the outstanding shares of the Company to USI shareholders. If paid, the dividend will be in the form of one share of the Company for each ten shares of USI held by USI shareholders of record as of the record date for the spin-off. The dividend is expected to be tax-free to USI and its shareholders. Payment of the dividend is conditioned upon completion of new financing arrangements for the Company and USI. On January 25, 2001, USI announced that the spin-off of the Company would be delayed. Although the spin-off will not be completed within the time period contemplated by the previously announced record date, USI is continuing to pursue the spin-off, completion of which is subject to satisfaction of the spin-off conditions, further review by the USI Board of Directors and the setting of a new record date.

      USI and certain subsidiaries of USI (referred to herein as "Affiliates") have provided certain corporate general and administrative services to the Company including legal, finance, tax, risk management and employee benefits. A portion of the related costs has been allocated to the Company based on the percentage of the Company's sales to the consolidated sales of USI as management fees. The Company's management believes such amounts are reasonable. Additionally, the direct costs attributable to division management are included in management fees and divisional overhead in the accompanying combined financial statements.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three months ended December 31, 2000 and 1999 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of those for the full fiscal year ending September 30, 2001. For further information, refer to the Combined Financial Statements and footnotes thereto included in the Company's Form 10 for the year ended September 30, 2000.

      The Company's fiscal year ends on the Saturday nearest to September 30. All three month data contained in this report reflect results of operations for the 13-week periods ended on the Saturday closest to December 31, 2000 and 1999, respectively, but are presented as of such date for convenience.

NOTE 2-INVENTORIES

Inventories consist of the following:


                                                     (IN MILLIONS)
                                               DECEMBER 31,   SEPTEMBER 30,
                                                  2000           2000
                                                  ----           ----
                                               (UNAUDITED)

Finished products                                $  80.2        $  78.6
Work-in process                                     26.6           26.7
Raw materials                                       60.8           60.5
                                                 -------        -------
                                                 $ 167.6        $ 165.8
                                                 =======        =======

                                 LCA GROUP INC.
        NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 3-NOTES PAYABLE

      Notes Payable to Affiliates consists of the following:

                                                            (IN MILLIONS)
                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2000            2000
                                                        ----            ----
                                                     (UNAUDITED)
      6.5% Notes Payable to Affiliates                 $  195.0       $  195.0
      6.25% Notes Payable to Affiliates                     6.6            6.6
                                                       --------       --------
      Notes Payable to Affiliates                      $  201.6       $  201.6
                                                       ========       ========

The 6.5% and 6.25% notes are unsecured and mature in fiscal 2005.

      The European lighting business maintains working capital lines of credit guaranteed by USI of $13.1 million and $23.5 million at December 31, 2000 and September 30, 2000, respectively, denominated in German Marks and Austrian schillings. Amounts outstanding under these lines of credit at December 31, 2000 and September 30, 2000 were $1.0 million and $2.7 million, respectively, with interest rates ranging from 3.0% to 5.5%.

      Spear & Jackson maintains short-term credit facilities of $5.5 million and $5.2 million at December 31, 2000 and September 30, 2000, respectively, primarily denominated in French francs and Australian dollars of which $0.4 million was guaranteed by USI at December 31, 2000 and September 30, 2000. Amounts outstanding under these lines of credit at December 31, 2000 and September 30, 2000 were $1.1 million and $1.2 million, respectively, with interest rates ranging from 5.5% to 12.6%. In addition, Spear & Jackson maintains a line of credit guaranteed by USI of $4.5 million and $4.4 million at December 31, 2000 and September 30, 2000, respectively, denominated in British pounds. Amounts outstanding under this line of credit at December 31, 2000 were $0.2 million with an interest rate of 7.5%. No amounts were outstanding on this line of credit at September 30, 2000.

NOTE 4-COMMITMENTS AND CONTINGENCIES

      The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 7 sites, of which the Company has been named as a Potentially Responsible Party ("PRP") at 4 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

      It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value unless the aggregate amount of the obligation and the amount and timing of the cash payments are fixed or readily determinable. The Company has not discounted any obligations as these criteria have not been met. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount accrued will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on all current data. Each of the sites in question are at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws, for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

                                 LCA GROUP INC.
         NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 4-COMMITMENTS AND CONTINGENCIES (CONTINUED)

      At December 31, 2000, the Company had accrued $4.4 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $1.1 million and $5.2 million.

      Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 5-SEGMENT DATA

      The Company's operations are classified into two business segments:
Lighting and Industrial Tools. These operations are conducted primarily in the United States, and to a lesser extent, in other regions of the world. The following table presents certain information about the Company by segment:

                                                (IN MILLIONS - UNAUDITED)
                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                         --------------------------------------
                                          2000     1999      2000      1999
                                         -------  -------  ---------  --------
                                            NET SALES    OPERATING INCOME (LOSS)
                                         --------------- -----------------------
Business Segments:
Lighting                                 $190.0   $196.7      $ 9.3     $10.5
Industrial Tools                           25.6     28.5       (1.3)      1.2
Management fees and divisional overhead      --       --       (1.9)     (2.1)
                                         -------  ------      -----     -----

Totals                                   $215.6   $225.2        6.1       9.6
                                         =======  ======

Interest expense to Affiliates                                 (3.3)     (3.3)
Interest expense                                               (0.2)     (0.2)
Interest income                                                 0.2       0.2
Other expense, net                                             (0.2)       --
                                                              -----     -----
Income before income taxes                                      2.6       6.3
Provision for income taxes                                     (1.0)     (2.5)
                                                              -----     -----
Net income                                                    $ 1.6     $ 3.8
                                                              =====     =====

NOTE 6-COMPREHENSIVE INCOME (LOSS)

      The components of the Company's comprehensive income (loss) were as follows:

                                               (IN MILLIONS - UNAUDITED)
                                        FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                   2000         1999
                                                   ----         ----

Net income                                          $ 1.6       $ 3.8
Foreign currency translation adjustment               5.6        (7.5)
                                                    -----      ------
Comprehensive income (loss)                         $ 7.2      $ (3.7)
                                                    =====      ======

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 7-EARNINGS PER SHARE

      Historical earnings per share are not presented because the Company was comprised of direct or indirect subsidiaries of the Parent.

      The pro-forma earnings per share were calculated assuming that 7,709,000 shares of the Company's common stock will be issued upon the spin-off. One share of the Company's common stock will be issued for every ten USI shares. The pro-forma earnings per share do not include the effect of any options that might be issued by the Company subsequent to the spin-off.

NOTE 8- NEW ACCOUNTING STANDARDS

      Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses forward contracts to hedge its exposure to volatility in currency exchange rates. In accordance with its risk management policies, the Company formally documents its hedge relationships, including identification of the hedging instrument and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company does not enter into derivative instruments for speculation or trading purposes.

Forward Exchange

      The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to vendors for purchases of materials in the normal course of business. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments in a foreign currency are made one to three months after the liability is generated. The fair value of these instruments at December 31, 2000 was less than $0.1 million. Since an assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in accumulated other comprehensive income
(OCI), net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We operate and manage lighting and industrial tools businesses. Our operating companies are divided into two business groups: Lighting and Industrial Tools.

      The following table presents, for the three months ended December 31, 2000 and 1999, net sales and operating income of our two business groups. This historical financial information may not be indicative of our future financial performance as an independent company and does not reflect the pro forma adjustments giving effect to the spin-off presented in "Unaudited Pro Forma Combined Condensed Financial Data."

RESULTS OF OPERATIONS

                                                             (IN MILLIONS)
                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                             2000     1999
                                                           -------  --------
Net Sales
  Lighting............................................     $ 190.0  $  196.7
  Industrial Tools....................................        25.6      28.5
                                                           -------  --------

    TOTAL NET SALES...................................     $ 215.6  $  225.2
                                                           =======  ========
OPERATING INCOME (LOSS)
  Lighting............................................     $   9.3  $   10.5
  Industrial Tools....................................        (1.3)      1.2
  Management fee and divisional overhead..............        (1.9)     (2.1)
                                                           -------  --------

    TOTAL OPERATING INCOME............................     $   6.1  $    9.6
                                                           =======  ========

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

      All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, availability of consumer and commercial credit, levels of residential and commercial construction, and changes in raw material costs, along with the other factors noted in this Report and in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

THREE MONTHS ENDED DECEMBER 31, 2000
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

INTRODUCTION

      The Company had sales of $215.6 million and operating income of $6.1 million for the quarter ended December 31, 2000, compared to sales of $225.2 million and operating income of $9.6 million for the same period in the prior year. Sales decreased $9.6 million (4.3%) and operating income decreased $3.5 million (36.5%) from the same period of the prior year.

      Lighting had sales of $190.0 million and operating income of $9.3 million for the three months ended December 31, 2000, decreases of $6.7 million (3.4%) and $1.2 million (11.4%), respectively, from the first quarter of fiscal 2000. The decrease in sales is primarily attributable to lower volume at the commercial and institutional indoor division, lost contribution from the discontinuance of an unprofitable residential product line, unfavorable currency translation at the European division, partially offset by continued strength at the commercial and institutional outdoor division. Operating income decreased due to lower profitability and volume at the commercial and institutional indoor division, costs incurred at the residential division associated with moving some production offshore, partially offset by improvement at the European division despite the effect of unfavorable currency translation.

      Industrial Tools had sales of $25.6 million and an operating loss of $1.3 million for the three months ended December 31, 2000, decreases of $2.9 million (10.2%) and $2.5 million, respectively, from the first quarter of fiscal
2000. The decrease in sales is primarily attributable to the unfavorable translation effect of converting UK results into US dollars, partially offset by the inclusion of S&J France acquired in December 1999. In addition, sales and operating income have been negatively impacted by severe competition in the United Kingdom market due to lower cost imports from the Far East, declining margins on exports and a general slow down in the industrial sector.

      Management fee and divisional overhead costs of $1.9 million, decreased $0.2 million (9.5%) from the first quarter of fiscal 2000 due to the elimination of the lighting divisional office in November 1999.

OTHER INCOME, NET

      Included in Other expense, net in fiscal 2001 is a loss on the sale of property, plant and equipment.

INTEREST AND TAXES

      Total interest expense of $3.5 million for both periods primarily represents interest on outstanding notes payable to affiliates. Interest income of $0.2 million for both periods reflects short-term investments of excess cash at foreign operations.

      The provision for income taxes was $1.0 million for the quarter ended December 31, 2000, on pre-tax income of $2.6 million (an effective tax rate of approximately 39%) compared to a $2.5 million provision on pre-tax income of $6.3 million (an effective tax rate of approximately 40%) in the comparable period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to and during the quarter ended December 31, 2000, we financed our operations and capital and other expenditures from a combination of cash generated from operations, notes, credit lines, and invested capital provided by USI or its affiliates. This arrangement will continue to be in effect until the consummation of the spin-off, after which we expect to meet all cash requirements through internally-generated funds and borrowings under a new credit facility and other available sources.

      Our ability to generate cash available for the repayment of debt will depend upon numerous business factors, including conditions in the U.S. and world economies, the level of demand for our products, changes in raw material costs, the level of capital expenditures and working capital requirements. Excess cash flow from operations (after capital expenditures) is expected to satisfy our minimal amortization requirements under a new credit facility after the spin-off.

      Operating activities provided cash of $9.5 million for the three months ended December 31, 2000, compared with $4.9 million for the comparable period of the prior year. The increase was due to more efficient working capital management in the Lighting segment in the first quarter of fiscal 2001 compared to same period of the prior year.

      Investing activities used cash of $8.3 million for the three months ended December 31, 2000, compared to $8.5 million for the comparable period of the prior year. The three months ended December 31, 2000 cash was used primarily for capital expenditures. The three months ended December 31, 1999 cash was used primarily for the acquisition of Spear & Jackson France and capital expenditures.

      Financing activities provided cash of $3.4 million for the three months ended December 31, 2000, compared to $8.3 million for the comparable period of the prior year. The three months ended December 31, 2000 cash provided primarily related to an increase in interest payable to affiliates and transfers with affiliates partially offset by repayment of notes payable. The three months ended December 31, 1999 cash provided related to proceeds of affiliated debt and notes payable and an increase in interest payable to affiliates partially offset by repayment of notes payable and transfers with affiliates.

      Total invested capital increased $9.1 million from September 30, 2000, due to the Company's three months comprehensive income of $7.2 million and net transactions with affiliates of $1.9 million.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

      The following unaudited pro forma combined condensed financial data reflect the spin-off as if it occurred as of December 31, 2000 for unaudited pro forma combined condensed balance sheet purposes and as of October 1, 1999 for the unaudited pro forma combined condensed statement of operations. The unaudited pro forma combined condensed financial data reflect our expected capitalization as a result of the spin-off, the incurrence of indebtedness under a new credit facility and interest expense (including amortization of capitalized costs) relating to such borrowings. This data does not necessarily reflect our results of operations or financial position had the indebtedness actually been incurred and the spin-off actually been consummated as of such dates. Also, this data is not necessarily indicative of our future results of operations or future financial position. The Company is still in the process of obtaining financing for the spin-off. The pro-forma credit facility herein assumes $200 million in borrowings.



                                                                     AS OF DECEMBER 31, 2000
                                                          -----------------------------------------
                                                                       PRO-FORMA
                                                            ACTUAL    ADJUSTMENTS         PRO-FORMA
                                                          ----------  -----------         ---------
                                                                  (IN MILLION - UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................    $  14.7     $                 $   14.7
  Trade receivables, net ...............................      161.1                          161.1
  Inventories ..........................................      167.6                          167.6
  Deferred income taxes ................................        9.2                            9.2
  Other current assets .................................        9.1                            9.1
                                                            -------     --------          --------
    Total current assets ...............................      361.7                          361.7
  Property, plant and equipment, net ...................      163.5                          163.5
  Pension assets .......................................        7.7                            7.7
  Other assets .........................................        1.7          7.0 (A)(C)        8.7
  Goodwill, net ........................................       69.7                           69.7
                                                            -------     --------          --------
                                                            $ 604.3     $    7.0          $  611.3
                                                            =======     ========          ========

                        LIABILITIES AND INVESTED CAPITAL
Current liabilities:
  Notes payable ........................................    $   2.3     $   (2.3)(C)      $     --
  Current maturities of long-term debt .................        0.2         (0.2)(C)            --
  Trade accounts payable ...............................       48.5                           48.5
  Accrued expenses and other liabilities ...............       55.9                           55.9
  Income taxes payable .................................        4.3                            4.3
                                                            -------     --------          --------
    Total current liabilities ..........................      111.2         (2.5)            108.7
Long-term debt .........................................        0.4         (0.4)(C)            --
                                                                           200.0 (B)         200.0
Deferred income taxes ..................................        5.9                            5.9
Other liabilities ......................................       46.3                           46.3
Notes payable to Affiliates ............................      201.6       (201.6)(B)(C)         --
Interest payable to Affiliates .........................       27.0        (27.0)(C)            --
                                                            -------     --------          --------
    Total liabilities ..................................      392.4        (31.5)            360.9
Commitments and contingencies ..........................
Invested capital/Stockholders' equity ..................      211.9         38.5 (C)         250.4
                                                            -------     --------          --------
                                                            $ 604.3     $    7.0          $  611.3
                                                            =======     ========          ========

      (A) To capitalize the cost of obtaining financing under a new credit facility, which will be amortized over a five year period.
      (B) To reflect initial borrowings of $200 million under a new credit facility, which will be utilized for the repayment of notes payable to affiliates.
      (C) To reflect the amount of notes and interest payable to affiliates that would be forgiven by USI, assuming $200 million in borrowings by the Company, the payment by USI of $7 million in debt financing costs and the $2.9 million repayment of long-term debt and notes payable by USI.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS


                                                                           FOR THE THREE MONTHS ENDED
                                                                                 DECEMBER 31, 2000
                                                         --------------------------------------------------------------
                                                                                PRO-FORMA
                                                              ACTUAL           ADJUSTMENTS              PRO-FORMA
                                                         -----------------  -----------------       -------------------
                                                                                (UNAUDITED)
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)

Net Sales ..........................................        $   215.6          $                          $  215.6
Operating costs and expenses:
  Cost of products sold ............................            146.0                                        146.0
  Selling, general and administrative expenses .....             61.6                  1.5 (A)                63.1
  Management fee and divisional overhead ...........              1.9                 (1.9)(A)                  --
                                                            ---------          -----------                --------
Operating income ...................................              6.1                  0.4                     6.5
Interest expense to Affiliates .....................             (3.3)                 3.3 (B)                  --
Interest expense ...................................             (0.2)                (4.3)(B)                (4.5)
                                                                                      (0.4)(C)                (0.4)
Interest income ....................................              0.2                                          0.2
Other expense, net .................................             (0.2)                                        (0.2)
                                                            ---------          -----------                --------
Income before income taxes .........................              2.6                 (1.0)                    1.6
Provision for income taxes .........................             (1.0)                 0.4 (D)                (0.6)
                                                            ---------          -----------                --------
Net income .........................................        $     1.6          $      (0.6)               $    1.0
                                                            =========          ===========                ========

Basic and diluted earnings per share (E) ...........        $     0.20                                    $    0.13
                                                            ==========                                    =========



(A) To eliminate management fees allocated from USI and divisional overhead, and to record selling, general and administrative expenses that we expect to incur following the spin-off, which includes approximately $6 million in expenses for which the Company is committed, principally compensation expense and leases for the corporate headquarters and related equipment. In addition, the Company expects to incur approximately $4 million in professional fees, outside services, bonuses, travel and administrative services that are not subject to binding commitments of the Company and thus not included in the pro-forma adjustment.

(B) To reflect interest expense on initial borrowings under a new credit facility at an assumed interest rate of 9% per year and eliminate interest cost on notes payable to affiliates and existing third party debt. For each 1/8% change in the assumed interest rate, pro forma interest expense would change by approximately $0.3 million per year.

(C) To amortize the cost of obtaining financing ($7.0 million) over the term of a credit facility.

(D) To reflect tax effects of above adjustments (A through C) at a tax rate of 40% (inclusive of federal, state and local taxes).

(E) Basic and diluted earnings per share have been determined assuming that 7,709,000 shares of our common stock will be issued upon the spin-off. One share of our common stock will be issued for every ten USI shares.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      In the normal course of doing business, we are exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, USI has in the past entered into various hedging transactions. Subsequent to the spin-off, we may borrow in foreign currency-denominated borrowings to effectively hedge a portion of our net investments in subsidiaries in foreign countries. We are also exposed to foreign currency exchange risk related to our international operations and our U.S. businesses, which import or export goods.

      Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses forward contracts to hedge its exposure to volatility in currency exchange rates. In accordance with its risk management policies, the Company formally documents its hedge relationships, including identification of the hedging instrument and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company does not enter into derivative instruments for speculation or trading purposes.

Forward Exchange

      The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to vendors for purchases of materials in the normal course of business. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments in a foreign currency are made one to three months after the liability is generated. The fair value of these instruments at December 31, 2000 was less than $0.1 million. Since an assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in accumulated other comprehensive income
(OCI), net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

      PART II.      OTHER INFORMATION.

ITEM 6.   EXHIBITS

(a)   Exhibits

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    LCA GROUP INC.

Date:  February 20, 2001
                                              By: /s/ James O'Leary
                                                 -------------------------------
                                                  James O'Leary
                                                  (Principal Executive Officer)


                                                  /s/ NICOLA ROSSI
                                                 -------------------------------
                                                  Nicola Rossi
                                                  Corporate Controller
                                                  (Principal Accounting Officer)