Form 10-Q
period 2001-03-31
LCA GROUP INC
filed 2001-05-15
CIK 58146

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes |X|   No |_|

                                 LCA GROUP INC.

                                      INDEX
                                                                            Page
                                                                             No.
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Combined Condensed Statements of Operations
                  for the Three and Six Months Ended March 31, 2001
                  and 2000................................................   1

                  Combined Condensed Balance Sheets, March 31, 2001
                  and September 30, 2000..................................   2

                  Combined Condensed Statements of Cash Flows
                  for the Six Months Ended March 31, 2001 and 2000........   3

                  Notes to Combined Condensed Financial Statements........   4

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  10

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk.............................................  14


PART II.  OTHER INFORMATION

          Item 6. Exhibits................................................  16


SIGNATURES................................................................  17

PART 1.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS.


                                 LCA GROUP INC.
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended     Six Months Ended
                                                     March 31,              March 31,
                                                     ---------              ---------
                                                 2001        2000        2001       2000
                                               --------    --------    --------   --------
Net Sales                                      $  213.8    $  238.3    $  429.4   $  463.5
Operating costs and expenses:
  Cost of products sold                           144.3       163.6       290.3      314.8
  Selling, general and administrative expenses     60.8        65.0       122.4      127.3
  Management fee and divisional overhead            2.1         1.1         4.0        3.2
                                               --------    --------    --------   --------
Operating income                                    6.6         8.6        12.7       18.2
Interest expense to Affiliates                     (3.2)       (3.2)       (6.5)      (6.5)
Interest expense                                   (0.1)       (0.2)       (0.3)      (0.4)
Interest income                                    --           0.1         0.2        0.3
Loss on sale of business                           (7.0)       --          (7.0)      --
Other expense, net                                 --          --          (0.2)      --
                                               --------    --------    --------   --------
Income (loss) before income taxes                  (3.7)        5.3        (1.1)      11.6
Provision for income taxes                         (1.3)       (2.1)       (2.3)      (4.6)
                                               --------    --------    --------   --------
Net income (loss)                              $   (5.0)   $    3.2    $   (3.4)  $    7.0
                                               ========    ========    ========   ========


Pro-forma basic and diluted loss per share     $  (0.67)               $  (0.46)
                                               ========                ========

              SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                        COMBINED CONDENSED BALANCE SHEETS
                                  (IN MILLIONS)

                                                              March 31,  September 30,
                                                                2001        2000
                                                               -------     -------
                                                             (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                                    $   7.2     $   7.8
  Trade receivables, net                                         148.6       171.7
  Inventories                                                    158.1       165.8
  Deferred income taxes                                            9.2         9.3
  Other current assets                                             6.4        10.7
                                                               -------     -------

    Total current assets                                         329.5       365.3

Property, plant and equipment, net                               155.7       158.0
Pension assets                                                    10.4         6.7
Other assets                                                       1.7         2.1
Goodwill, net                                                     68.4        70.1
                                                               -------     -------
                                                               $ 565.7     $ 602.2
                                                               =======     =======

             LIABILITIES AND INVESTED CAPITAL

Current liabilities:
  Notes payable                                                $   2.3     $   3.9
  Trade accounts payable                                          51.3        59.5
  Accrued expenses and other liabilities                          51.1        57.1
  Income taxes payable                                             3.3         4.8
                                                               -------     -------

    Total current liabilities                                    108.0       125.3

Deferred income taxes                                              6.3         5.3
Other liabilities                                                 39.0        43.5
Notes payable to Affiliates                                      201.6       201.6
Interest payable to Affiliates                                    30.3        23.7
                                                               -------     -------

    Total liabilities                                            385.2       399.4
Commitments and contingencies
Invested capital                                                 180.5       202.8
                                                               -------     -------
                                                               $ 565.7     $ 602.2
                                                               =======     =======

              SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                                2001       2000
                                                                ----       ----
OPERATING ACTIVITIES:
  Net income (loss)                                            $  (3.4)   $   7.0
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                 13.0       12.9
    Provision for doubtful accounts                                0.9        0.2
    Provision for deferred income taxes                            1.3        0.2
    Loss on sale of business                                       7.0         --
    Loss on sale of property, plant and equipment                  0.2         --
Changes in operating assets and liabilities,
   excluding the effects of acquisitions and dispositions          7.7       (5.9)
                                                               -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         26.7       14.4

INVESTING ACTIVITIES:
  Acquisition of companies, net of cash acquired                    --       (1.9)
  Purchases of property, plant and equipment                     (15.1)     (12.1)
  Proceeds from sales of property, plant and equipment             0.3        0.4
  Other investing activities                                      (0.6)       0.1
                                                               -------    -------
NET CASH USED IN INVESTING ACTIVITIES                            (15.4)     (13.5)

FINANCING ACTIVITIES:
  Repayment of long-term debt                                     (0.1)        --
  Proceeds from affiliate debt                                      --        6.6
  Repayment of notes payable                                      (1.8)      (5.3)
  Proceeds from notes payable                                      0.3        6.1
  Increase in interest payable to Affiliates                       6.5        6.5
  Dividends to Affiliates                                         (1.2)      (1.2)
  Net transfers with Affiliates                                  (14.3)      (5.7)
                                                               -------    -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (10.6)       7.0

Effect of exchange rate changes on cash and cash equivalents      (1.3)      (4.7)
                                                               -------    -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (0.6)       3.2
                                                               -------    -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   7.8        9.1
                                                               -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   7.2    $  12.3
                                                               =======    =======

              SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

      In contemplation of the spin-off and distribution to its stockholders by USI of the ownership in the Company, all the issued and outstanding common stock or net operating assets of certain companies and other assets and interests will be transferred to the Company (the "Spin-off Transactions"). At March 31,2001, the Company had no separate legal status or existence as a combined group. These financial statements are presented on a going concern basis as if the Company had existed as a corporation separate from USI during the periods presented and include the historical net assets and results of operations directly related to the Company's operations. The Securities and Exchange Commission ("SEC") declared the Company's Registration Statement on Form 10 effective on January 3, 2001. On January 25, 2001, USI announced that the spin-off of the Company had been delayed. Although the spin-off was not completed within the time period contemplated, USI is continuing to pursue the spin-off, completion of which would be subject to satisfaction of financing conditions, further review by USI's Board of Directors and the setting of a new record date.

      USI and certain subsidiaries of USI (referred to herein as "Affiliates") have provided certain corporate general and administrative services to the Company including legal, finance, tax, risk management and employee benefits. A portion of the related costs has been allocated to the Company based on the percentage of the Company's sales to the consolidated sales of USI as management fees. The Company's management believes such amounts are reasonable; however they may not be indicative of the Company's ongoing costs as a separate public entity. Additionally, the direct costs attributable to division management are included in management fees and divisional overhead in the accompanying combined condensed financial statements.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and six months ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of those for the full fiscal year ending September 30, 2001. For further information, refer to the Combined Financial Statements and footnotes thereto included in the Company's Form 10 for the year ended September 30, 2000.

      The Company's fiscal year ends on the Saturday nearest to September 30. All three and six month data contained in this report reflect results of operations for the 13-week periods and 26-week periods ended on the Saturday closest to March 31, 2001 and 2000, respectively, but are presented as of such date for convenience.

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001

NOTE 2-INVENTORIES

    Inventories consist of the following:

                                                              (in millions)
                                                        March 31,      September 30,
                                                        ---------      -------------
                                                          2001            2000
                                                          ----            ----
                                                       (unaudited)
Finished products                                        $  74.0         $  78.6
Work-in process                                             26.3            26.7
Raw materials                                               57.8            60.5
                                                         -------         -------
                                                         $ 158.1         $ 165.8
                                                         =======         =======

NOTE 3-NOTES PAYABLE AND LONG-TERM DEBT

      Notes Payable to Affiliates consists of the following:

                                                              (in millions)
                                                        March 31,      September 30,
                                                        ---------      -------------
                                                          2001            2000
                                                          ----            ----
                                                       (unaudited)
6.5% Notes Payable to Affiliates                         $ 195.0         $ 195.0
6.25% Notes Payable to Affiliates                            6.6             6.6
                                                         -------         -------
Notes Payable to Affiliates                              $ 201.6         $ 201.6
                                                         =======         =======

The 6.5% and 6.25% notes are unsecured and mature in fiscal 2005.

      The European lighting business maintains a working capital line of credit of $1.0 million at March 31, 2001 and September 30, 2000, denominated in Austrian schillings. Amounts outstanding under this line of credit at March 31, 2001 and September 30, 2000 was $1.0 million with an interest rate ranging from 3.0% to 4.4%. In addition, the European lighting business maintains working capital lines of credit guaranteed by USI of $18.0 million and $22.5 million at March 31, 2001 and September 30, 2000, respectively, denominated in German Marks. Amounts outstanding under these lines of credit at September 30, 2000 were $1.7 million with an interest rate of 5.5%. No amounts were outstanding on these lines of credit at March 31, 2001.

      Spear & Jackson maintains short-term credit facilities of $2.9 million and $5.2 million at March 31, 2001 and September 30, 2000, respectively, primarily denominated in French francs and Australian dollars of which $0.4 million was guaranteed by USI at September 30, 2000. No amounts were guaranteed by USI at March 31, 2001 on these short-term credit facilities. Amounts outstanding under these lines of credit at March 31, 2001 and September 30, 2000 were $0.8 million and $1.2 million, respectively, with interest rates ranging from 5.0% to 12.6%. In addition, Spear & Jackson maintains a line of credit guaranteed by USI of $4.2 million and $4.4 million at March 31, 2001 and September 30, 2000, respectively, denominated in British pounds. Amounts outstanding under this line of credit at March 31, 2001 were $0.5 million with an interest rate of 6.75%. No amounts were outstanding on this line of credit at September 30, 2000.

      In addition, although USI's Revolving Credit Facilities were previously unsecured, as a result of the their amendment, the lenders of the Revolving Credit Facilities were granted on April 30, 2001 security interests in substantially all of the assets and shares of USI's domestic subsidiaries (which includes all LCA Group subsidiaries with the exception of SiTeco Holdings GmbH, Spear & Jackson plc and Bowers Group plc) and 65% of the shares of certain of the USI's foreign subsidiaries. As a result of having the Revolving Credit Facilities secured, USI's long-term notes and the Rexair guarantee (referred to below) became secured on an equal and ratable basis with the Revolving Credit Facilities.

      USI announced on March 26, 2001 that it had signed a commitment letter with several banks for a new $700 million credit facility. The commitment expires on May 15, 2001; however, USI has requested and believes it will obtain an extension of the commitment. The new $700 million credit facility is subject to, among other things, the completion of a Rule 144A offering of 10 year senior subordinated notes in the aggregate principal amount of $550 million. The new credit facility would replace USI's Revolving Credit Facilities and a portion of its Notes, repay the Rexair credit facility referred to below and provide additional capacity for working capital. There can be no assurance that USI will be able to consummate any refinancing. The failure to consummate a refinancing could have a material adverse affect on USI and the Company.

      USI is the guarantor of a $200 million credit facility ($170.6 million outstanding as of March 31, 2001) of a former subsidiary, Rexair, Inc. ("Rexair"). USI's current debt structure does not have the capacity to fund this guarantee if required. If USI were unable to repay the outstanding amounts of the Rexair credit facility, if required by the Rexair lenders, it would constitute a default of the Rexair guarantee. This default could then trigger cross-default provisions in USI's Notes and Revolving Credit Facilities. The remedies for these events of default could include, under certain specified circumstances, accelerating the amounts due under the Notes and Revolving Credit Facilities. If the amounts due under the Notes and Revolving Credit Facilities were accelerated, USI would not be able to repay such amounts without consummating a refinancing.

NOTE 4-COMMITMENTS AND CONTINGENCIES

      The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 6 sites, of which the Company has been named as a Potentially

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001

NOTE 4-COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

      At March 31, 2001, the Company had accrued $4.3 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between $1.1 million and $5.2 million.

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

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001

NOTE 5-SEGMENT DATA

      The Company's operations are classified into two business segments:
Lighting and Industrial Tools. These operations are conducted primarily in the United States, and to a lesser extent, in other regions of the world. The following table presents certain information about the Company by segment:

                                    (in millions-unaudited) (in millions-unaudited)
                                      For the Three Months    For the Six Months
                                        Ended March 31,        Ended March 31,
                                       ------------------    ------------------
                                        2001       2000       2001       2000
                                       -------    -------    -------    -------
Net Sales:
  Lighting                             $ 186.3    $ 202.3    $ 376.3    $ 399.0
  Industrial Tools                        27.5       36.0       53.1       64.5
                                       -------    -------    -------    -------
    Totals                             $ 213.8    $ 238.3    $ 429.4    $ 463.5
                                       =======    =======    =======    =======


Operating Income (Loss):
  Lighting                             $   8.8    $   7.8    $  18.1    $  18.3
  Industrial Tools                        (0.1)       1.9       (1.4)       3.1
  Management fees and
   divisional overhead                    (2.1)      (1.1)      (4.0)      (3.2)
                                       -------    -------    -------    -------

    Total Operating Income                 6.6        8.6       12.7       18.2
                                       -------    -------    -------    -------

Interest expense to Affiliates            (3.2)      (3.2)      (6.5)      (6.5)
Interest expense                          (0.1)      (0.2)      (0.3)      (0.4)
Interest income                           --          0.1        0.2        0.3
Loss on sale of business                  (7.0)      --         (7.0)      --
Other expense, net                        --         --         (0.2)      --
                                       -------    -------    -------    -------
Income (loss) before income taxes         (3.7)       5.3       (1.1)      11.6
Provision for income taxes                (1.3)      (2.1)      (2.3)      (4.6)
                                       -------    -------    -------    -------
Net income (loss)                      $  (5.0)   $   3.2    $  (3.4)   $   7.0
                                       =======    =======    =======    =======

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001

NOTE 6-COMPREHENSIVE INCOME (LOSS)

      The components of the Company's comprehensive income (loss) were as follows:

                                      (in millions - unaudited)   (in millions - unaudited)
                                            Three Months                 Six Months
                                           Ended March 31,             Ended March 31,
                                           2001       2000             2001       2000
                                           ----       ----             ----       ----
Net income (loss)                       $  (5.0)   $   3.2          $  (3.4)   $   7.0
Foreign currency translation
    adjustment                             (8.8)      (6.3)            (3.2)     (13.8)
Reclassification adjustment for
     translation realized in net loss      (0.2)      --               (0.2)      --
                                        -------    -------          -------    -------
    Comprehensive income (loss)         $ (14.0)   $  (3.1)         $  (6.8)   $  (6.8)
                                        =======    =======          =======    =======

NOTE 7-EARNINGS PER SHARE

       Historical earnings per share are not presented because the Company was comprised of direct or indirect subsidiaries of the Parent.

      The pro-forma loss per share was calculated assuming that 7,428,000 shares of the Company's common stock will be issued upon the spin-off. One share of the Company's common stock will be issued for every ten USI shares. The pro-forma loss per share does not include the effect of any options that might be issued by the Company subsequent to the spin-off.

NOTE 8-DISPOSITION OF BUSINESSES

      In March 2001, the Company sold its saws division of Spear & Jackson plc. As a result, the Company recorded a loss of $7.0 million on the transaction. The results of the saws division are included in the Industrial Tools segment until the date of disposal.

NOTE 9-NEW ACCOUNTING STANDARDS

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

Forward Exchange

      The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to vendors for purchases of materials in the normal course of business. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments in a foreign currency are made one to three months after the liability is generated. The fair value of these instruments at March 31, 2001 was less than $0.1 million. Since an assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in accumulated other comprehensive income (OCI), net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001

NOTE 10-INCOME TAXES

      The Company disposed of its saws division of Spear & Jackson plc in the second quarter of fiscal 2001. This transaction resulted in a $7.0 million loss which was not deductible for tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We operate and manage lighting and industrial tools businesses. Our operating companies are divided into two business groups: Lighting and Industrial Tools.

      The following table presents, for the three and six months ended March 31, 2001 and 2000, net sales and operating income of our two business groups. This historical financial information may not be indicative of our future financial performance as an independent company and does not reflect the pro forma adjustments giving effect to the spin-off presented in "Unaudited Pro Forma Combined Condensed Financial Data."

RESULTS OF OPERATIONS

                                       (in millions)           (in millions)
                                       Three Months             Six Months
                                      Ended March 31,         Ended March 31,
                                    -------------------------------------------
                                     2001        2000        2001        2000
                                    -------     -------     -------     -------
Net Sales:
  Lighting                          $ 186.3     $ 202.3     $ 376.3     $ 399.0
  Industrial Tools                     27.5        36.0        53.1        64.5
                                    -------     -------     -------     -------
    Totals                          $ 213.8     $ 238.3     $ 429.4     $ 463.5
                                    =======     =======     =======     =======

Operating Income (Loss):
Lighting                            $   8.8     $   7.8     $  18.1     $  18.3
Industrial Tools                       (0.1)        1.9        (1.4)        3.1
Management fees and
   divisional overhead                 (2.1)       (1.1)       (4.0)       (3.2)
                                    -------     -------     -------     -------

    Total Operating Income          $   6.6     $   8.6     $  12.7     $  18.2
                                    =======     =======     =======     =======

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

      All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, energy costs and availabilty, freight costs, availability of consumer and commercial credit, levels of residential and commercial construction, adverse weather, and changes in raw material costs, along with the other factors noted in this Report and in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

THREE MONTHS ENDED MARCH, 2001
COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

INTRODUCTION

      The Company had sales of $213.8 million and operating income of $6.6 million for the quarter ended March 31, 2001, compared to sales of $238.3 million and operating income of $8.6 million for the same period in the prior year. Sales decreased $24.5 million (10.3%) and operating income decreased $2.0 million (23.3%) from the same period of the prior year.

      Lighting had sales of $186.3 million and operating income of $8.8 million for the three months ended March 31, 2001. Sales decreased of $16.0 million (7.9%) and operating income increased $1.0 million (12.8%), respectively, from the second quarter of fiscal 2000. Weakness in the economy has negatively impacted sales volume at the residential and the commercial and institutional indoor and outdoor divisions. Sales also decreased due to lost contribution from the discontinuance of an unprofitable residential product line and unfavorable currency translation at the European division. Operating income increased due to lower period costs primarily in the commercial and institutional indoor division despite costs incurred at the residential division associated with moving some production offshore and lower sales levels.

      Industrial Tools had sales of $27.5 million and an operating loss of $0.1 million for the three months ended March 31, 2001, decreases of $8.5 million (23.6%) and $2.0 million, respectively, from the second quarter of fiscal
2000. Sales were negatively impacted by the unfavorable translation effect of converting U.K. results into U.S. dollars. In addition, sales and operating income decreased due to poor weather in the U.K., a slowdown in the industrial sector and competition from cheaper imports.

      Management fee and divisional overhead costs of $2.1 million, increased $1.0 million from the second quarter of fiscal 2000. This increase is primarily due to the Company having a greater percentage of USI's consolidated sales in the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

DISPOSITION OF BUSINESSES

      In March 2001, the Company sold its saws division of Spear & Jackson plc. The Company recorded a loss of $7.0 million on the transaction. The results of the saws division are included in the Industrial Tools segment until the date of disposal.

INTEREST AND TAXES

      Total interest expense of $3.3 and $3.4 million for the three months ended March 31, 2001 and 2000, respectively, primarily represents interest on outstanding notes payable to affiliates. Interest income of $0.1 million for the three months ended March 31, 2000 reflects short-term investments of excess cash at foreign operations.

      The provision for income taxes was $1.3 million for the three months ended March 31, 2001, on a pre-tax loss of $3.7 million. The three months ended March 31, 2001 includes a non-deductible loss of $7.0 million on the sale of the saws division. Excluding this loss, the effective tax rate would have been approximately 39%. The provision for income taxes was $2.1 million for three months ended March 31, 2000, on pre-tax income of $5.3 million (an effective tax rate of approximately 40%).

SIX MONTHS ENDED MARCH 31, 2001
COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

INTRODUCTION

      The Company had sales of $429.4 million and operating income of $12.7 million for the six months ended March 31, 2001, compared to sales of $463.5 million and operating income of $18.2 million for the same period in the prior year. Sales decreased $34.1 million (7.4%) and operating income decreased $5.5 million (30.2%) from the same period of the prior year.

      Lighting had sales of $376.3 million and operating income of $18.1 million for the six months ended March 31, 2001, decreases of $22.7 million (5.7%) and $0.2 million (1.1%), respectively, from the same period of fiscal 2000. The decrease in sales is primarily attributable to lower volume at the residential and the commercial and institutional indoor division due to the slowing economy, unfavorable currency translation at the European division, and lost contribution from the discontinuance of an unprofitable residential product line. These decreases were partially offset by strength at the architectural outdoor lighting business. Operating income decreased due to the lower sales levels and costs incurred at the residential division associated with moving some production offshore. These decreases were partially offset by lower period costs primarily in the commercial and institutional indoor division.

      Industrial Tools had sales of $53.1 million and an operating loss of $1.4 million for the six months ended March 31, 2001, decreases of $11.4 million (17.7%) and $4.5 million, respectively, from the comparable of fiscal 2000. Sales decreased due to the unfavorable translation effect of converting U.K. results into U.S. dollars, partially offset by the inclusion of S&J France acquired in December 1999. In addition, sales and operating income have been negatively impacted by a slowdown in the industrial sector, poor weather in the U.K. and competition in the U.K. market due to cheaper imports.

      Management fee and divisional overhead costs of $4.0 million, increased $0.8 million (25.0%) from the same period of fiscal 2000. This increase is primarily due to the Company having a greater percentage of USI's consolidated sales in the six months ended March 31, 2001 compared to the six months ended March 31, 2000, partially offset by a decrease in the lighting divisional office costs.

OTHER INCOME, NET

      Other expense, net, in fiscal 2001 includes a loss of $0.2 million on the sale of property, plant and equipment.

DISPOSITION OF BUSINESSES

      In March 2001, the Company sold its saws division of Spear & Jackson plc. The Company recorded a loss of $7.0 million on the transaction. The results of the saws division are included in the Industrial Tools segment until the date of disposal.

INTEREST AND TAXES

      Total interest expense of $6.8 million and $6.9 million for the six months ended March 31, 2001 and 2000, respectively, primarily represents interest on outstanding notes payable to affiliates. Interest income of $0.2 million and $0.3 million for six months ended March 31, 2001 and 2000, respectively, reflects short-term investments of excess cash at foreign operations.

      The provision for income taxes was $2.3 million for the six months ended March 31, 2001, on a pre-tax loss of $1.1 million. The six-months ended March 31, 2001 includes a non-deductible loss of $7.0 million on the sale of the saws division. Excluding this loss, the effective tax rate would have been approximately 39%. The provision for income taxes was $4.6 million for the six months ended March 31, 2000, on pre-tax income of $11.6 million (an effective tax rate of approximately 40%).

LIQUIDITY AND CAPITAL RESOURCES

      Prior to and during the six months ended March 31, 2001, we financed our operations and capital and other expenditures from a combination of cash generated from operations, notes, credit lines, Revolving Credit Facility, and invested capital provided by USI or its affiliates. This arrangement will continue to be in effect until the consummation of the spin-off, after which we expect to meet all cash requirements through internally-generated funds and borrowings under a new credit facility and other available sources.

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

      In addition, although USI's Revolving Credit Facilities were previously unsecured, as a result of the their amendment, the lenders of the Revolving Credit Facilities were granted on April 30, 2001 security interests in substantially all of the assets and shares of USI's domestic subsidiaries (which includes all LCA Group subsidiaries with the exception of SiTeco Holdings GmbH, Spear & Jackson plc and Bowers Group plc) and 65% of the shares of certain of the USI's foreign subsidiaries. As a result of having the Revolving Credit Facilities secured, USI's long-term notes and the Rexair guarantee (referred to below) became secured on an equal and ratable basis with the Revolving Credit Facilities.

      USI announced on March 26, 2001 that it had signed a commitment letter with several banks for a new $700 million credit facility. The commitment expires on May 15, 2001; however, USI has requested and believes it will obtain an extension of the commitment. The new $700 million credit facility is subject to, among other things, the completion of a Rule 144A offering of 10 year senior subordinated notes in the aggregate principal amount of $550 million. The new credit facility would replace USI's Revolving Credit Facilities and a portion of its Notes, repay the Rexair credit facility referred to below and provide additional capacity for working capital. There can be no assurance that USI will be able to consummate any refinancing. The failure to consummate a refinancing could have a material adverse affect on USI and the Company.

      USI is the guarantor of a $200 million credit facility ($170.6 million outstanding as of March 31, 2001) of a former subsidiary, Rexair, Inc. ("Rexair"). USI's current debt structure does not have the capacity to fund this guarantee if required. If USI were unable to repay the outstanding amounts of the Rexair credit facility, if required by the Rexair lenders, it would constitute a default of the Rexair guarantee. This default could then trigger cross-default provisions in USI's Notes and Revolving Credit Facilities. The remedies for these events of default could include, under certain specified circumstances, accelerating the amounts due under the Notes and Revolving Credit Facilities. If the amounts due under the Notes and Revolving Credit Facilities were accelerated, USI would not be able to repay such amounts without consummating a refinancing.

      Operating activities provided cash of $26.7 million for the six months ended March 31, 2001, compared with $14.4 million for the comparable period of the prior year. The increase was primarily due to lower working capital requirements reflecting lower accounts receivable and inventory balances in the Lighting segment.

      Investing activities used cash of $15.4 million for the six months ended March 31, 2001, compared to $13.5 million for the comparable period of the prior year. The six months ended March 31, 2001 cash was used primarily for capital expenditures. The six months ended March 31, 2000 cash was used primarily for the acquisition of Spear & Jackson France and capital expenditures.

      Financing activities used cash of $10.6 million for the six months ended March 31, 2001, compared to providing $7.0 million for the comparable period of the prior year. The six months ended March 31, 2001 cash used primarily related repayment of notes payable and net transfers and dividends to affiliates partially offset by an increase in interest payable to affiliates. The six months ended March 31, 2000 cash provided related to proceeds of affiliated debt and notes payable and an increase in interest payable to affiliates partially offset by repayment of notes payable and transfers and dividends to affiliates.

      Total invested capital decreased $22.3 million from September 30, 2000, primarily due to the Company's six months comprehensive loss of $6.8 million and net transactions with affiliates of $14.3 million.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

      The following unaudited pro forma combined condensed financial data reflect the spin-off as if it occurred as of March 31, 2001 for unaudited pro forma combined condensed balance sheet purposes and as of October 1, 1999 for the unaudited pro forma combined condensed statement of operations. The unaudited pro forma combined condensed financial data reflect our expected capitalization as a result of the spin-off, the incurrence of indebtedness under a new credit facility and interest expense (including amortization of capitalized costs) relating to such borrowings. This data does not necessarily reflect our results of operations or financial position had the indebtedness actually been incurred and the spin-off actually been consummated as of such dates. Also, this data is not necessarily indicative of our future results of operations or future financial position. The Company is still in the process of obtaining financing for the spin-off. The pro-forma credit facility herein assumes $200 million in borrowings.

                                                                           As of March 31, 2001
                                                               -------------------------------------------
                                                               Actual     Pro-forma Adjustments   Pro-forma
                                                               ------     ---------------------   ---------
                                                                         (In millions - unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents...........................         $   7.2           $                 $   7.2
  Trade receivables, net..............................           148.6                               148.6
  Inventories.........................................           158.1                               158.1
  Deferred income taxes...............................             9.2                                 9.2
  Other current assets................................             6.4                                 6.4
                                                               -------           -------           -------
    Total current assets..............................           329.5                               329.5
Property, plant and equipment, net....................           155.7                               155.7
Pension assets........................................            10.4                                10.4
Other assets..........................................             1.7               7.0 (A) (C)       8.7
Goodwill, net.........................................            68.4                                68.4
                                                               -------           -------           -------
                                                               $ 565.7           $   7.0           $ 572.7
                                                               =======           =======           =======

            LIABILITIES AND INVESTED CAPITAL
Current liabilities:
  Notes payable.......................................         $   2.3           $  (2.3)(C)       $    --
  Trade accounts payable..............................            51.3                                51.3
  Accrued expenses and other liabilities..............            51.1                                51.1
  Income taxes payable................................             3.3                                 3.3
                                                               -------           -------           -------
    Total current liabilities.........................           108.0              (2.3)            105.7

Long-term debt........................................                             200.0 (B)         200.0
Deferred income taxes.................................             6.3                                 6.3
Other liabilities.....................................            39.0                                39.0
Notes payable to Affiliates...........................           201.6            (201.6)(B) (C)         -
Interest payable to Affiliates........................            30.3             (30.3)(C)             -
                                                               -------           -------           -------
    Total liabilities.................................           385.2             (34.2)            351.0
Commitments and contingencies.........................
Invested capital/Stockholders' equity.................           180.5              41.2 (C)         221.7
                                                               -------           -------           -------
                                                               $ 565.7           $   7.0           $ 572.7
                                                               =======           =======           =======

      (A) To capitalize the cost of obtaining financing under a new credit facility, which will be amortized over a five-year period.

      (B) To reflect initial borrowings of $200 million under a new credit facility, which will be utilized for the repayment of notes payable to affiliates.

      (C) To reflect the amount of notes and interest payable to affiliates that would be forgiven by USI assuming $200 million in borrowings, the payment by USI of $7 million in debt financing costs and the $2.3 million repayment of notes payable by USI.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                  For the Six Months Ended
                                                                      March 31, 2001
                                                          -----------------------------------------
                                                          Actual   Pro-forma Adjustmenst  Pro-forma
                                                          -------          ------          -------
                                                                         (unaudited)
                                                             (In millions, except per share data)
Net Sales.........................................        $ 429.4          $               $ 429.4
Operating costs and expenses:
  Cost of products sold...........................          290.3                            290.3
  Selling, general and administrative expenses....          122.4             3.0  (A)       125.4
  Management fee and divisional overhead..........            4.0            (4.0) (A)           -
                                                          -------          ------          -------
Operating income..................................           12.7             1.0             13.7
Interest expense to Affiliates....................           (6.5)            6.5  (B)           -
Interest expense..................................           (0.3)           (8.7) (B)        (9.0)
                                                                             (0.7) (C)        (0.7)
Interest income...................................            0.2                              0.2
Loss on sale of business..........................           (7.0)                            (7.0)
Other expense, net................................           (0.2)                            (0.2)
                                                          -------          ------          -------
Loss before income taxes..........................           (1.1)           (1.9)            (3.0)
Benefit (provision) for income taxes..............           (2.3)            0.8  (D)        (1.5)
                                                          -------          ------          -------
Net loss..........................................        $  (3.4)         $ (1.1)         $  (4.5)
                                                          =======          ======          =======

Basic and diluted loss per share (E)..............        $ (0.46)                         $ (0.61)
                                                          =======                          =======

(A) To eliminate management fees allocated from USI and divisional overhead, and to record selling, general and administrative expenses that we expect to incur following the spin-off, which includes approximately $6 million in annual expenses for which the Company is committed, principally compensation expense and leases for the corporate headquarters and related equipment. In addition, the Company expects to incur approximately $4 million in professional fees, outside services, bonuses, travel and administrative services that are not subject to binding commitments of the Company and thus not included in the pro-forma adjustment.

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

(E) Basic and diluted loss per share have been determined assuming that 7,428,000 shares of our common stock will be issued upon the spin-off. One share of our common stock will be issued for every ten USI shares.

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

Forward Exchange

      The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to vendors for purchases of materials in the normal course of business. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments in a foreign currency are made one to three months after the liability is generated. The fair value of these instruments at March 31, 2001 was less than $0.1 million. Since an assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in accumulated other comprehensive income (OCI), net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

         PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS

(a)   Exhibits

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LCA GROUP INC.

Date: May 15, 2001
                                    By:   /s/ JAMES O'LEARY
                                          -----------------------------
                                          James O'Leary
                                          (Principal Executive Officer)


                                          /s/ NICOLA ROSSI
                                          -----------------------------
                                          Nicola Rossi
                                          Corporate Controller
                                          (Principal Accounting Officer)