Form 10-Q
period 2001-06-30
LCA GROUP INC
filed 2001-08-17
CIK 58146

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number: 1-06725
                                                 -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes /X/   No / /

                                 LCA GROUP INC.

                                      INDEX


                                                                                                              Page
                                                                                                               No.
                                                                                                              ----
PART I.         FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Combined Condensed Statements of Operations
                           for the Three and Nine Months Ended June 30, 2001 and 2000.......................      1

                           Combined Condensed Balance Sheets, June 30, 2001
                           and September 30, 2000...........................................................      2

                           Combined Condensed Statements of Cash Flows
                           for the Nine Months Ended June 30, 2001 and 2000.................................      3

                           Notes to Combined Condensed Financial Statements.................................      4

                Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations .......................................................     10

                Item 3.    Quantitative and Qualitative Disclosures About
                           Market Risk. ....................................................................     18


PART II.        OTHER INFORMATION

                Item 6.    Exhibits ........................................................................     19


SIGNATURES .................................................................................................     20

PART 1.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS.


                                 LCA GROUP INC.
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                 ----------------------    --------------------
                                                    2001         2000        2001        2000
                                                 ---------    ---------    --------    --------
Net Sales                                        $   211.4    $   235.4    $  640.8    $  698.9
Operating costs and expenses:
Cost of products sold                                140.2        161.0       430.5       475.8
Selling, general and administrative expenses          59.1         64.6       181.5       191.9
Goodwill impairment charges                           22.0         --          22.0        --
Management fee and divisional overhead                 2.2          1.4         6.2         4.6
                                                 ---------    ---------    --------    --------
Operating income (loss)                              (12.1)         8.4         0.6        26.6
Interest expense to Affiliates                        (3.3)        (3.3)       (9.8)       (9.8)
Interest expense                                      (0.1)        (0.2)       (0.4)       (0.6)
Interest income                                        0.1          0.1         0.3         0.4
Loss on sale of business                              --           --          (7.0)       --
Other expense, net                                    --           --          (0.2)       --
                                                 ---------    ---------    --------    --------
Income (loss) before income taxes                    (15.4)         5.0       (16.5)       16.6
Benefit (provision) for income taxes                   2.4         (2.2)        0.1        (6.8)
                                                 ---------    ---------    --------    --------
Net income (loss)                                $   (13.0)   $     2.8    $  (16.4)   $    9.8
                                                 =========    =========    ========    ========


Pro-forma basic and diluted loss per share:      $   (1.75)                $  (2.21)
                                                 =========                 ========













              SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                        COMBINED CONDENSED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                     JUNE 30,  SEPTEMBER 30,
                                                                       2001        2000
                                                                     --------  ------------
                                                                    (UNAUDITED)
                                ASSETS

Current assets:
Cash and cash equivalents                                            $   13.8   $    7.8
Trade receivables, net                                                  151.1      171.7
Inventories                                                             146.0      165.8
Deferred income taxes                                                     9.1        9.3
Other current assets                                                      5.9       10.7
                                                                     --------   --------
      Total current assets                                              325.9      365.3

Property, plant and equipment, net                                      154.8      158.0
Pension assets                                                           12.2        6.7
Other assets                                                              1.6        2.1
Goodwill, net                                                            45.8       70.1
                                                                     --------   --------
                                                                     $  540.3   $  602.2
                                                                     ========   ========


                  LIABILITIES AND INVESTED CAPITAL

Current liabilities:
Notes payable                                                        $    2.2   $    3.9
Trade accounts payable                                                   60.5       59.5
Accrued expenses and other liabilities                                   54.0       57.1
Income taxes payable                                                      3.2        4.8
                                                                     --------   --------
      Total current liabilities                                         119.9      125.3

Deferred income taxes                                                     6.6        5.3
Other liabilities                                                        38.6       43.5
Notes payable to Affiliates                                             201.6      201.6
Interest payable to Affiliates                                           33.5       23.7
                                                                     --------   --------
      Total liabilities                                                 400.2      399.4
Commitments and contingencies
Invested capital                                                        140.1      202.8
                                                                     --------   --------
                                                                     $  540.3   $  602.2
                                                                     ========   ========


              SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                        JUNE 30,
                                                                   ------------------
                                                                    2001       2000
                                                                   -------    -------
OPERATING ACTIVITIES:
  Net income (loss)                                                $ (16.4)   $   9.8
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                   19.0       19.4
      Provision for doubtful accounts                                  0.8        1.2
      Provision for deferred income taxes                              1.6        0.8
      Loss on sale of business                                         7.0       --
      Goodwill impairment charges                                     22.0       --
      Loss on sale of property, plant and equipment                    0.2       --
  Changes in operating assets and liabilities,
    excluding the effects of acquisitions and dispositions            28.2       (9.8)
                                                                   -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             62.4       21.4

INVESTING ACTIVITIES:
  Acquisition of companies, net of cash acquired                      --        (73.3)
  Purchases of property, plant and equipment                         (20.8)     (16.0)
  Proceeds from sales of property, plant and equipment                 0.4        0.6
  Other investing activities, net                                     (0.6)      --
                                                                   -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                (21.0)     (88.7)

FINANCING ACTIVITIES:
  Proceeds from affiliate debt                                        --          6.6
  Repayment of notes payable                                          (1.8)     (11.8)
  Proceeds from notes payable                                          0.3        8.8
  Increase in interest payable to Affiliates                           9.8        9.9
  Capital contributions from Affiliates                               --         71.4
  Dividends to Affiliates                                             (1.2)      (1.2)
  Net transfers with Affiliates                                      (40.4)      (5.2)
                                                                   -------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (33.3)      78.5

Effect of exchange rate changes on cash and cash equivalents          (2.1)      (6.2)
                                                                   -------    -------

 INCREASE IN CASH AND CASH EQUIVALENTS                                 6.0        5.0
                                                                   -------    -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       7.8        9.1
                                                                   -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  13.8    $  14.1
                                                                   =======    =======


              SEE NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS.

                                 LCA GROUP INC.
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1-BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

    The accompanying combined condensed financial statements include the combined operations of LCA Group Inc. (the "Company"), which is comprised of subsidiaries currently owned, directly or indirectly by U.S. Industries, Inc. (the "Parent" or "USI"). The Company, through these USI subsidiaries, manufactures and distributes indoor and outdoor lighting fixtures, hand tools, and industrial tools for markets in North America and Europe. These subsidiaries are grouped into two segments: Lighting (Lighting Corporation of America, Inc., Columbia Lighting Inc., Dual-Lite Inc., Kim Lighting Inc., Architectural Area Lighting Inc., Spaulding Lighting Inc., Progress Lighting Inc., Prescolite Inc. and SiTeco Holding GmbH) and Industrial Tools (Spear & Jackson plc and Bowers Group plc).

    In contemplation of the spin-off and distribution to its stockholders by USI of the ownership in the Company, all the issued and outstanding common stock or net operating assets of certain companies and other assets and interests will be transferred to the Company (the "Spin-off Transactions"). At June 30, 2001, the Company had no separate legal status or existence as a combined group. These financial statements are presented on a going concern basis as if the Company had existed as a corporation separate from USI during the periods presented and include the historical net assets and results of operations directly related to the Company's operations. The Securities and Exchange Commission ("SEC") declared the Company's Registration Statement on Form 10 effective on January 3, 2001. On January 25, 2001, USI announced that the spin-off of the Company had been delayed. Although the spin-off was not completed within the time period contemplated, USI is continuing to evaluate the spin-off, completion of which would be subject to obtaining third party financing, further review by USI's Board of Directors and the setting of a new record date. In addition, USI's Restructured Credit Agreement executed on August 15, 2001 contains certain covenants, including restrictions on payments of dividends. Accordingly, in order to complete the spin-off, USI would have to obtain a waiver from its bank group. There can be no assurance that USI could obtain such waiver.

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

    The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three or nine month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 39-week periods ended on the Saturday nearest June 30 of the respective year, but are presented as of June 30 for convenience. The Company's combined condensed interim financial statements as of June 30, 2001 and for the 13- and 39-week periods ending June 30, 2001 and June 30, 2000 are unaudited. However, in the Company's opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by generally accepted accounting principles for presentation of a complete set of financial statements.

    These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, the combined condensed interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2000, which are included in its Form 10.

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001

NOTE 2-INVENTORIES

Inventories consist of the following:


                                                             (IN MILLIONS)
                                                       JUNE 30,         SEPTEMBER 30,
                                                       --------         -------------
                                                         2001               2000
                                                       --------         -------------
                                                      (UNAUDITED)

Finished products                                      $   67.5           $   78.6
Work-in process                                            24.5               26.7
Raw materials                                              54.0               60.5
                                                       --------           --------
                                                       $  146.0           $  165.8
                                                       ========           ========


NOTE 3-NOTES PAYABLE AND LONG-TEM DEBT

      Notes Payable to Affiliates consists of the following:


                                                               (IN MILLIONS)
                                                          JUNE 30,      SEPTEMBER 30,
                                                          --------      -------------
                                                            2001            2000
                                                          --------      -------------
                                                         (UNAUDITED)

6.5% Notes Payable to Affiliates                          $  195.0        $  195.0
6.25% Notes Payable to Affiliates                              6.6             6.6
                                                          --------        --------
Notes Payable to Affiliates                               $  201.6        $  201.6
                                                          ========        ========


The 6.5% and 6.25% notes are unsecured and mature in fiscal 2005.

      The European lighting business maintains a working capital line of credit of $1.0 million at June 30, 2001 and September 30, 2000, denominated in Austrian schillings. Amounts outstanding under this line of credit at June 30, 2001 and September 30, 2000 was $1.0 million with an interest rate ranging from 3.0% to 4.4%. In addition, the European lighting business maintains working capital lines of credit guaranteed by USI of $17.4 million and $22.5 million at June 30, 2001 and September 30, 2000, respectively, denominated in German Marks. Amounts outstanding under these lines of credit at September 30, 2000 were $1.7 million with an interest rate of 5.5%. No amounts were outstanding on these lines of credit at June 30, 2001.

      Spear & Jackson maintains short-term credit facilities of $3.7 million and $5.2 million at June 30, 2001 and September 30, 2000, respectively, primarily denominated in French francs and Australian dollars of which $0.4 million was guaranteed by USI at September 30, 2000. No amounts were guaranteed by USI at June 30, 2001 on these short-term credit facilities. In addition, at June 30, 2001, $1.5 million of this availability is linked to daily levels of trade receivables. Amounts outstanding under these lines of credit at June 30, 2001 and September 30, 2000 was $1.2 million with interest rates ranging from 5.0% to 12.6%. Spear & Jackson also maintains a line of credit guaranteed by USI of $4.3 million and $4.4 million at June 30, 2001 and September 30, 2000, respectively, denominated in British pounds. No amounts were outstanding on this line of credit at June 30, 2001, and September 30, 2000.

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001

NOTE 3-NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

      On August 15, 2001, USI finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, a former subsidiary of USI that was re-acquired from Strategic on the same date. USI's amended facilities (together the "Restructured Facilities") extend the final maturity date of its debt under its 364-day credit facility and five-year revolving credit facility (the "Revolving Facilities") to November 30, 2002, which will coincide with the final maturity of the amended Rexair Credit Facility. USI's Restructured Facilities provide for an increase in availability under its five-year Credit Agreement from $500 million to $830 million, the termination of its multi-currency borrowing feature under the five-year Credit Agreement, the elimination of its 364-day Credit Facility and scheduled permanent reductions of its senior debt (a combination of the Restructured Facilities and USI's 7.125% and 7.25% senior subordinated notes (the "Notes")) during the term of the Restructured Facilities. The required cumulative permanent reductions of USI's senior debt are scheduled at $75 million, $200 million, $450 million and $600 million during the periods ending December 31, 2001; March 31, 2002; June 30, 2002; and October 15, 2002, respectively. USI expects to satisfy these reductions through its cash flow, asset sales and/or a refinancing.

      USI's Restructured Facilities provide for increasing interest rates over the remaining term. The spreads over London Interbank Offered Rate ("LIBOR") will be 275 basis points until December 31, 2001, after which the spread will begin increasing by 50 basis points each quarter thereafter. USI's Restructured Facilities also provides for several new fees including an unused commitment fee of 0.50% and a facing fee on all outstanding letters of credit of 0.25% per annum. At USI's option, up to 0.50% of the interest rate applicable to borrowings may be paid through the issuance of notes.

      The lenders of USI's Revolving Facilities were granted on April 30,
2001 security interests in substantially all of the assets of USI and its domestic subsidiaries, including shares of USI's domestic subsidiaries (which includes all LCA Group subsidiaries with the exception of SiTeco Holdings
GmbH, Spear & Jackson plc and Bowers Group plc) and 65% of the shares of certain of USI's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair guarantee became secured on an equal and ratable basis with the Revolving Facilities. In addition, the Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guaranty in respect of the assets of USI and its subsidiaries that are subject to the covenant restrictions under the Notes. The covenants contained in the indentures under which the Notes were issued apply to USI and any domestic subsidiary that is a "significant subsidiary" (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision).

      The security interests that were granted to the lenders of USI's Revolving Facilities on April 30, 2001 remain in place under USI's debt restructuring, as do the arrangements to secure the Rexair Guaranty and the Notes. In addition, certain subsidiaries of USI that are not subject to the Notes' covenant restrictions have guaranteed USI's Restructured Facilities.

      Under USI's Restructured Facilities, substantially all assets sale proceeds are required to be applied to reduce USI's funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Notes in those cases where an asset sale is completed by USI or any subsidiary subject to the Notes' covenants. Proceeds allocable to the Notes are required to be deposited in an escrow account for the benefit of the relevant holders of Notes; any claims of the lenders of the Restructured Facilities to amounts on deposit in the escrow account are subordinated to the claims of the relevant holders, including the payment in full of their Notes. Any reductions of senior debt with asset sale proceeds are credited towards the scheduled permanent reductions.

NOTE 4-COMMITMENTS AND CONTINGENCIES

      The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 9 sites, of which the Company has been named as a Potentially Responsible Party ("PRP") at 6 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes. At June 30, 2001, the Company had accrued $4.2 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between $1.1 million and $5.1 million. For more detailed information regarding management's assessment of this potential liability, refer to the Company's Form 10 for the year ended September 30, 2000.

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

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001

NOTE 5-GOODWILL IMPAIRMENT CHARGES

      Operating results at a number of the Company's subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with our accounting policy (see the Company's Form 10 for the year ended September 30, 2000). This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired.

      The Company recorded goodwill impairment charges of $14.5 million in the Lighting segment and $7.5 million in the Industrial Tools segment. The effect of these charges, prior to the adoption of SFAS No. 142 (See NOTE 12), will reduce future goodwill amortization by approximately $0.6 million per annum.

NOTE 6-SEGMENT DATA

      The Company's operations are classified into two business segments:
Lighting and Industrial Tools. These operations are conducted primarily in the United States, and to a lesser extent, in other regions of the world. The following table presents certain information about the Company by segment:


                                            (IN MILLIONS-UNAUDITED)       (IN MILLIONS-UNAUDITED)
                                             FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                            -----------------------       -----------------------
                                              2001           2000           2001           2000
                                            --------       --------       --------       --------
Net Sales:
  Lighting                                  $  187.7       $  204.2       $  564.0       $  603.2
  Industrial Tools                              23.7           31.2           76.8           95.7
                                            --------       --------       --------       --------
     Totals                                 $  211.4       $  235.4       $  640.8       $  698.9
                                            ========       ========       ========       ========

Operating Income (Loss):
  Lighting (1)                              $   (2.2)      $    8.5       $   15.9       $   26.8
  Industrial Tools (2)                          (7.7)           1.3           (9.1)           4.4
  Management fees and
   divisional overhead                          (2.2)          (1.4)          (6.2)          (4.6)
                                            --------       --------       --------       --------
     Total Operating Income (loss)             (12.1)           8.4            0.6           26.6
                                            --------       --------       --------       --------

Interest expense to Affiliates                  (3.3)          (3.3)          (9.8)          (9.8)
Interest expense                                (0.1)          (0.2)          (0.4)          (0.6)
Interest income                                  0.1            0.1            0.3            0.4
Loss on sale of business                        --             --             (7.0)          --
Other expense, net                              --             --             (0.2)          --
                                            --------       --------       --------       --------
Income (loss) before income taxes              (15.4)           5.0          (16.5)          16.6
Benefit (provision) for income taxes             2.4           (2.2)           0.1           (6.8)
                                            --------       --------       --------       --------
Net income (loss)                           $  (13.0)      $    2.8       $  (16.4)      $    9.8
                                            ========       ========       ========       ========

----------
(1) Operating income for the three and nine months ended June 30, 2001 includes a $14.5 million goodwill impairment charge. See NOTE 5.
(2) Operating income for the three and nine months ended June 30, 2001 includes a $7.5 million goodwill impairment charge. See NOTE 5.

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001

NOTE 6-SEGMENT DATA (CONTINUED)

                           (IN MILLIONS-UNAUDITED)      (IN MILLIONS-UNAUDITED)
                             FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                 ENDED JUNE 30,              ENDED JUNE 30,
                            ----------------------      ----------------------
                               2001        2000            2001         2000
                            ----------  ----------      -----------  ---------

Depreciation and Goodwill
  Amortization:

   Lighting                 $  5.4      $   5.4         $  16.9      $  15.8
   Industrial Tools            0.6          1.1             2.1          3.6
                            ------      -------         -------      -------
     Totals                 $  6.0      $   6.5         $  19.0      $  19.4
                            ======      =======         =======      =======


NOTE 7-COMPREHENSIVE INCOME (LOSS)

      The components of the Company's comprehensive income (loss) were as follows:


                                                    (IN MILLIONS - UNAUDITED)  (IN MILLIONS - UNAUDITED)
                                                          THREE MONTHS               NINE MONTHS
                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                        2001         2000         2001          2000
                                                      -------       ------       -------       -------
Net income (loss)                                     $ (13.0)      $  2.8       $ (16.4)      $   9.8
Foreign currency translation:
   Foreign currency translation adjustment
        arising during the period                        (1.4)        (6.1)         (4.6)        (19.9)
   Reclassification adjustment in earnings               --           --            (0.2)         --
Derivative instruments and hedging activities:
   Fair value adjustment arising during period           --           --             0.1          --
   Reclassification adjustment in earnings               --           --            (0.1)         --
                                                      -------       ------       -------       -------
   Net adjustments                                       (1.4)        (6.1)         (4.8)        (19.9)
                                                      -------       ------       -------       -------
           Comprehensive income (loss)                $ (14.4)      $ (3.3)      $ (21.2)      $ (10.1)
                                                      =======       ======       =======       =======


NOTE 8-EARNINGS PER SHARE

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

NOTE 9-DISPOSITION OF BUSINESSES

      In March 2001, the Company sold its Saws Division of Spear & Jackson plc. As a result, the Company recorded a loss of $7.0 million on the transaction. The results of the Saws Division are included in the Industrial Tools segment until the date of disposal.

NOTE 10-DERIVATIVES AND HEDGING ACTIVITIES

      Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses forward contracts to hedge its exposure to volatility in interest rates and currency exchange rates.

FORWARD EXCHANGE

      The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to vendors for purchases of materials in the normal course of business. The Company utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments in a foreign currency are made one to three months after the asset or liability is generated. The fair value of these instruments at June
30, 2001 was negligible. Since the Company's assessment of these hedges revealed no ineffectiveness, gains and losses on

                                 LCA GROUP INC.
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001

     NOTE 10-DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

these instruments are deferred in Accumulated Other Comprehensive Income (OCI), net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI will be reclassified into earnings within the next twelve months.

NOTE 11-INCOME TAXES

      The difference between the U.S. statutory rate and the Company's effective tax rate is principally due to the tax effect of the goodwill impairments and the loss on the Saws Division of Spear & Jackson incurred in fiscal 2001. Excluding the items noted above, the effective tax rate for the nine months ended June 30, 2001 was approximately 40.0%. This compares to an effective tax rate for the nine months ended June 30, 2000 of approximately 40.9%.

NOTE 12-NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company's treatment of goodwill and other intangible assets will be affected as early as the first quarter of fiscal year 2002, if early adopted, but no later then the first quarter of fiscal year 2003. The Company has not yet determined what the effect of the new rules will be on earnings and financial position of the Company. For the nine months ended June 30, 2001, the Company has recognized $1.7 million of goodwill amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

      In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted by the United States Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for "forward-looking" statements made by public companies. The Company takes advantage of the "safe harbor" provisions of the Act.

      This Quarterly Report on Form 10-Q contains both historical information and other information that may be used to infer future performance. Examples of historical information include the Company's quarterly financial statements and the commentary on past performance contained in its MD&A. While the Company has specifically identified certain information as being forward-looking in the context of its presentation, the Company cautions the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act. Without limitation, when it uses the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions, the Company intends to clearly express that the information deals with possible future events and is forward-looking in nature.

      Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company's operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside the Company's control, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company's actual results during the remainder of 2001 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including the sale of assets, and realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.


RESULTS OF OPERATIONS

      LCA Group Inc. (the "Company") operates and manages lighting and industrial tools businesses through its two operating segments: Lighting and Industrial Tools.

      The following table presents, for the three and nine months ended June 30, 2001 and 2000, net sales and operating income of the Company's two operating segments. This historical financial information may not be indicative of our future financial performance as an independent company and does not reflect the pro forma adjustments giving effect to the spin-off presented in "Unaudited Pro Forma Combined Condensed Financial Data."


                                              (IN MILLIONS)                (IN MILLIONS)
                                              THREE MONTHS                  NINE MONTHS
                                              ENDED JUNE 30,               ENDED JUNE 30,
                                         -----------------------       -----------------------
                                           2001           2000           2001           2000
                                         --------       --------       --------       --------
Net Sales:
  Lighting                               $  187.7       $  204.2       $  564.0       $  603.2
  Industrial Tools                           23.7           31.2           76.8           95.7
                                         --------       --------       --------       --------
    Totals                               $  211.4       $  235.4       $  640.8       $  698.9
                                         ========       ========       ========       ========

Operating Income (Loss):
  Lighting (1)                           $   (2.2)      $    8.5       $   15.9       $   26.8
  Industrial Tools (2)                       (7.7)           1.3           (9.1)           4.4
  Management fees and
    divisional overhead                      (2.2)          (1.4)          (6.2)          (4.6)
                                         --------       --------       --------       --------
    Total Operating Income (Loss)        $  (12.1)      $    8.4       $    0.6       $   26.6
                                         ========       ========       ========       ========

----------
(1) Operating income for the three and nine months ended June 30, 2001 includes a $14.5 million goodwill impairment charge. See NOTE 5.

(2) Operating income for the three and nine months ended June 30, 2001 includes a $7.5 million goodwill impairment charge. See NOTE 5.



THREE MONTHS ENDED JUNE 30, 2001
COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

INTRODUCTION

      The Company had sales of $211.4 million and an operating loss of $12.1 million for the quarter ended June 30, 2001, compared to sales of $235.4 million and operating income of $8.4 million for the same period in the prior year. Sales decreased $24.0 million (10.2%) and operating income decreased $20.5 million from the same period of the prior year. Included in operating income for the quarter ended June 30, 2001, are goodwill impairment charges of $22.0 million. Excluding the goodwill impairment charges, operating income would have been $9.9 million, an increase of $1.5 million (17.9%) compared to the third quarter of fiscal 2000.

      Lighting had sales of $187.7 million and an operating loss of $2.2 million for the three months ended June 30, 2001, decreases of $16.5 million (8.1%) and $10.7 million, respectively, from the third quarter of fiscal 2000. Included in operating income for the quarter ended June 30, 2001, is a goodwill impairment charge of $14.5 million. Excluding the goodwill impairment charge, operating income would have been $12.3 million, an increase of $3.8 million (44.7%) compared to the third quarter of fiscal 2000. The decrease in sales is primarily attributable to lower volume at the residential and the commercial and institutional indoor division due to the slowing economy and an inventory reduction program by a major customer. In addition, unfavorable translation at the European division impacted sales by $2.6 million compared to prior year. These decreases have been partially offset by increased volume at the architectural outdoor business. Operating income increased, excluding the impairment charge, due to the continued strength at the architectural outdoor business and cost control initiatives and other improvements primarily in the commercial and institutional indoor and residential divisions. These increases were partially offset by overall lower sales levels and higher fiscal 2001 costs incurred at the residential division associated with moving some production offshore. In addition, the prior year includes the discontinuance of an unprofitable residential product line, which resulted in nonrecurring charges of $2.3 million primarily related to inventory and accounts receivable write-offs and $0.3 million of operating losses during the wind down period.

      Industrial Tools had sales of $23.7 million and an operating loss of $7.7 million for the three months ended June 30, 2001, decreases of $7.5 million (24.0%) and $9.0 million, respectively, from the third quarter of fiscal 2000. Included in operating income for the quarter ended June 30, 2001, is a goodwill impairment charge of $7.5 million. Excluding the goodwill impairment charge, the operating loss would have been $0.2 million, a decrease of $1.5 million compared to the third quarter of fiscal 2000. Sales and operating income decreased due to a slowdown in the industrial sector, inventory de-stocking programs by major customers, and competition from cheaper imports. In addition, sales were negatively impacted by unfavorable currency translation of $1.9 million and lost sales of $5.2 million from the saws division divested in March 2001.

      Management fee and divisional overhead costs of $2.2 million increased $0.8 million from the third quarter of fiscal 2000. This increase is primarily due to an increase in USI's corporate general and administrative expenses in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

INTEREST AND TAXES

      Total interest expense of $3.4 and $3.5 million for the three months ended June 30, 2001 and 2000, respectively, primarily represents interest on outstanding notes payable to affiliates. Interest income of $0.1 million for the three months ended June 30, 2001 and 2000, reflect short-term investments of excess cash at foreign operations.

      The difference between the U.S. statutory rate and the Company's effective tax rate is principally due to the tax effect of the goodwill impairments incurred in the three months ended June 30, 2001. Excluding the goodwill impairments noted above, the effective tax rate for the three months ended June 30, 2001 was approximately 40.0%. This compares to an effective tax rate for the three months ended June 30, 2000 of approximately 44.0%.

GOODWILL IMPAIRMENT CHARGES

      Operating results at a number of the Company's subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with our accounting policy (see the Company's Form 10 for the year ended September 30, 2000). This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired.

      The Company recorded goodwill impairment charges of $14.5 million in the Lighting segment and $7.5 million in the Industrial Tools segment. The effect of these charges, prior to the adoption of SFAS No. 142 (See NOTE 12), will reduce future goodwill amortization by approximately $0.6 million per annum.

NINE MONTHS ENDED JUNE 30, 2001
COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

INTRODUCTION

      The Company had sales of $640.8 million and operating income of $0.6 million for the nine months ended June 30, 2001, compared to sales of $698.9 million and operating income of $26.6 million for the same period in the prior year. Sales decreased $58.1 million (8.3%) and operating income decreased $26.0 million from the same period of the prior year. Included in operating income for the nine months ended June 30, 2001, are goodwill impairment charges of $22.0 million. Excluding the goodwill impairment charges, operating income would have been $22.6 million, a decrease of $4.0 million (15.0%) compared to the nine months ended June 30, 2000.

      Lighting had sales of $564.0 million and operating income of $15.9 million for the nine months ended June 30, 2001, decreases of $39.2 million (6.5%) and $10.9 million (40.7%), respectively, from the same period of fiscal 2000. Included in operating income for the nine months ended June 30, 2001, is a goodwill impairment charge of $14.5 million. Excluding the goodwill impairment charge, operating income would have been $30.4 million, an increase of $3.6 million (13.4%) compared to the nine months ended June 30, 2000. The decrease in sales is primarily attributable to lower volume at the commercial and institutional indoor division due to a weaker economy and unfavorable currency translation of $14.7 million at the European division. Sales also decreased in the residential division due to lost contribution from the discontinuance of an unprofitable product line and an inventory reduction program by a major customer. These decreases were partially offset by continued strength at the architectural outdoor lighting business due to increased volume. The increase in operating income, excluding the impairment charge, was attributable to increased volume at the architectural outdoor lighting business and European division coupled with cost control initiatives and other improvements primarily at the commercial and institutional indoor division. These increases were mostly offset by overall lower sales levels and higher fiscal 2001 costs incurred at the residential division associated with moving some production offshore. In addition, the prior year includes the discontinuance of an unprofitable residential product line, which resulted in nonrecurring charges of $2.3 million primarily related to inventory and accounts receivable write-offs and $1.2 million of operating losses during the wind down period.

      Industrial Tools had sales of $76.8 million and an operating loss of $9.1 million for the nine months ended June 30, 2001, decreases of $18.9 million (19.7%) and $13.5 million, respectively, from the comparable period of fiscal 2000. Included in operating income for the nine months ended June 30, 2001, is a goodwill impairment charge of $7.5 million. Excluding the goodwill impairment charge, operating loss would have been $1.6 million, a decrease of $6.0 million compared to the nine months ended June 30, 2000. Sales and operating income decreased due to a slowdown in the industrial sector, overall poor weather in the U.K., inventory de-stocking programs by major customers, and competition in the U.K. market due to cheaper imports. In addition, sales were negatively impacted by unfavorable currency translation of $7.7 million and lost sales of $5.2 million from the saws division divested in March 2001.

      Management fee and divisional overhead costs of $6.2 million, increased $1.6 million (34.8%) from the same period of fiscal 2000. This increase is primarily due to the Company having a greater percentage of USI's consolidated sales and an increase in USI's corporate general and administrative expenses in the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000.

OTHER INCOME, NET

      Other expense, net, in fiscal 2001 includes a $0.2 million loss on the sale of property, plant and equipment.

DISPOSITION OF BUSINESSES

      In March 2001, the Company sold its Saws Division of Spear & Jackson plc. The Company recorded a loss of $7.0 million on the transaction. The results of the Saws Division are included in the Industrial Tools segment until the date of disposal.

INTEREST AND TAXES

      Total interest expense of $10.2 million and $10.4 million for the nine months ended June 30, 2001 and 2000, respectively, primarily represents interest on outstanding notes payable to affiliates. Interest income of $0.3 million and $0.4 million for the nine months ended June 30, 2001 and 2000, respectively, reflects short-term investments of excess cash at foreign operations.

      The difference between the U.S. statutory rate and the Company's effective tax rate is principally due to the tax effect of the goodwill impairments and the loss on the Saws Division of Spear & Jackson incurred in fiscal 2001. Excluding the items noted above, the effective tax rate for the nine months ended June 30, 2001 was approximately 40.0%. This compares to an effective tax rate for the nine months ended June 30, 2000 of approximately 40.9%.

GOODWILL IMPAIRMENT CHARGES

      Operating results at a number of the Company's subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with our accounting policy (see the Company's Form 10 for the year ended September 30, 2000). This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired.

      The Company recorded goodwill impairment charges of $14.5 million in the Lighting segment and $7.5 million in the Industrial Tools segment. The effect of these charges, prior to the adoption of SFAS No. 142 (See NOTE 12), will reduce future goodwill amortization by approximately $0.6 million per annum.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to and during the nine months ended June 30, 2001, the Company financed its operations and capital and other expenditures from a combination of cash generated from operations, notes, credit lines, USI's revolving facilities, and invested capital provided by USI or its affiliates. This arrangement will continue to be in effect until the consummation of the spin-off, after which the Company expects to meet all cash requirements through internally-generated funds and borrowings under a new credit facility and other available sources.

      The Company's ability to generate cash available for the repayment of debt will depend upon numerous business factors, including conditions in the U.S. and world economies, the level of demand for our products, changes in raw material costs, the level of capital expenditures and working capital requirements. Excess cash flow from operations (after capital expenditures) is expected to satisfy minimal amortization requirements under a new credit facility after the spin-off.

      Operating activities provided cash of $62.4 million for the nine months ended June 30, 2001, compared with $21.4 million for the comparable period of the prior year. The increase was primarily due to lower working capital requirements reflecting lower accounts receivable and inventory balances in the Lighting segment.

      Investing activities used cash of $21.0 million for the nine months ended June 30, 2001, compared to $88.7 million for the comparable period of the prior year. The nine months ended June 30, 2001 cash was used primarily for capital expenditures. The nine months ended June 30, 2000 cash was used primarily for the Spear & Jackson additional consideration and capital expenditures.

      Financing activities used cash of $33.3 million for the nine months ended June 30, 2001, compared to providing $78.5 million for the comparable period of the prior year. The nine months ended June 30, 2001 cash used primarily related repayment of notes payable and net transfers and dividends to affiliates partially offset by an increase in interest payable to affiliates. The nine months ended June 30, 2000 cash provided related to proceeds of affiliated debt and notes payable, an increase in interest payable to affiliates and capital contributions from affiliates that the Company used for the Spear & Jackson additional consideration partially offset by repayment of notes payable and transfers and dividends to affiliates.

      Total invested capital decreased $62.7 million from September 30, 2000, primarily due to the Company's nine months comprehensive loss of $21.2 million and net transactions with affiliates of $40.4 million.

      On August 15, 2001, USI finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, a former subsidiary of USI that was re-acquired from Strategic on the same date. USI's amended facilities (together the "Restructured Facilities") extend the final maturity date of its debt under its 364-day credit facility and five-year revolving credit facility (the "Revolving Facilities") to November 30, 2002, which will coincide with the final maturity of the amended Rexair Credit Facility. USI's Restructured Facilities provide for an increase in availability under its five-year Credit Agreement from $500 million to $830 million, the termination of its multi-currency borrowing feature under the five-year Credit Agreement, the elimination of its 364-day Credit Facility and scheduled permanent reductions of its senior debt (a combination of the Restructured Facilities and USI's 7.125% and 7.25% senior subordinated notes (the "Notes")) during the term of the Restructured Facilities. The required cumulative permanent reductions of USI's senior debt are scheduled at $75 million, $200 million, $450 million and $600 million during the periods ending December 31, 2001; March 31, 2002; June 30, 2002;
and October 15, 2002, respectively. USI expects to satisfy these reductions through its cash flow, asset sales and/or a refinancing.

      USI's Restructured Facilities provide for increasing interest rates over the remaining term. The spreads over London Interbank Offered Rate ("LIBOR") will be 275 basis points until December 31, 2001, after which the spread will begin increasing by 50 basis points each quarter thereafter. USI's Restructured Facilities also provides for several new fees including an unused commitment fee of 0.50% and a facing fee on all outstanding letters of credit of 0.25% per annum. At USI's option, up to 0.50% of the interest rate applicable to borrowings may be paid through the issuance of notes.

      The lenders of USI's Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of USI and its domestic subsidiaries, including shares of USI's domestic subsidiaries (which includes all LCA Group subsidiaries with the exception of SiTeco Holdings GmbH, Spear & Jackson plc and Bowers Group plc) and 65% of the shares of certain of USI's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair guarantee became secured on an equal and ratable basis with the Revolving Facilities. In addition, the Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guaranty in respect of the assets of USI and its subsidiaries that are subject to the covenant restrictions under the Notes. The covenants contained in the indentures under which the Notes were issued apply to USI and any domestic subsidiary that is a "significant subsidiary" (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision).

      The security interests that were granted to the lenders of USI's Revolving Facilities on April 30, 2001 remain in place under USI's debt restructuring, as do the arrangements to secure the Rexair Guaranty and the Notes. In addition, certain subsidiaries of USI that are not subject to the Notes' covenant restrictions have guaranteed USI's Restructured Facilities.

      Under USI's Restructured Facilities, substantially all assets sale proceeds are required to be applied to reduce USI's funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Notes in those cases where an asset sale is completed by USI or any subsidiary subject to the Notes' covenants. Proceeds allocable to the Notes are required to be deposited in an escrow account for the benefit of the relevant holders of Notes; any claims of the lenders of the Restructured Facilities to amounts on deposit in the escrow account are subordinated to the claims of the relevant holders, including the payment in full of their Notes. Any reductions of senior debt with asset sale proceeds are credited towards the scheduled permanent reductions.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company's treatment of goodwill and other intangible assets will be affected as early as the first quarter of fiscal year 2002, if early adopted, but no later then the first quarter of fiscal year 2003. The Company has not yet determined what the effect of the new rules will be on earnings and financial position of the Company. For the nine months ended June 30, 2001, the Company has recognized $1.7 million of goodwill amortization.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL DATA

      The following unaudited pro forma combined condensed financial data reflect the spin-off as if it occurred as of June 30, 2001 for unaudited pro forma combined condensed balance sheet purposes and as of October 1, 2000 for the unaudited pro forma combined condensed statement of operations. The unaudited pro forma combined condensed financial data reflect our expected capitalization as a result of the spin-off, the incurrence of indebtedness under a new credit facility and interest expense (including amortization of capitalized costs) relating to such borrowings. This data does not necessarily reflect our results of operations or financial position had the indebtedness actually been incurred and the spin-off actually been consummated as of such dates. Also, this data is not necessarily indicative of our future results of operations or future financial position. The pro-forma credit facility herein assumes $200 million in borrowings at a 10% interest rate.


                                                       AS OF JUNE 30, 2001
                                             --------------------------------------
                                                       PRO-FORMA
                                              ACTUAL   ADJUSTMENTS        PRO-FORMA
                                             --------  -----------        ---------
                                                 (IN MILLIONS - UNAUDITED)

                ASSETS
Current assets:
  Cash and cash equivalents                  $   13.8   $   --            $   13.8
  Trade receivables, net                        151.1                        151.1
  Inventories                                   146.0                        146.0
  Deferred income taxes                           9.1                          9.1
  Other current assets                            5.9                          5.9
                                             --------   --------          --------
    Total current assets                        325.9                        325.9
Property, plant and equipment, net              154.8                        154.8
Pension assets                                   12.2                         12.2
Other assets                                      1.6        7.0 (A)  (C)      8.6
Goodwill, net                                    45.8                         45.8
                                             --------   --------          --------
                                             $  540.3   $    7.0          $  547.3
                                             ========   ========          ========
LIABILITIES AND INVESTED CAPITAL
Current liabilities:
  Notes payable                              $    2.2   $   (2.2)(C)      $   --
  Trade accounts payable                         60.5                         60.5
  Accrued expenses and other liabilities         54.0                         54.0
  Income taxes payable                            3.2                          3.2
                                             --------   --------          --------
    Total current liabilities                   119.9       (2.2)            117.7

Long-term debt                                   --        200.0 (B)         200.0
Deferred income taxes                             6.6                          6.6
Other liabilities                                38.6                         38.6
Notes payable to Affiliates                     201.6     (201.6)(B)  (C)     --
Interest payable to Affiliates                   33.5      (33.5)(C)          --
                                             --------   --------          --------
    Total liabilities                           400.2      (37.3)            362.9
Commitments and contingencies
Invested capital/Stockholders' equity           140.1       44.3 (C)         184.4
                                             --------   --------          --------
                                             $  540.3   $    7.0          $  547.3
                                             ========   ========          ========

----------
      (A) To capitalize the cost of obtaining financing under a new credit facility, which will be amortized over a five-year period.

      (B) To reflect initial borrowings of $200 million under a new credit facility, which will be utilized for the repayment of notes payable to affiliates.

      (C) To reflect the amount of notes and interest payable to affiliates that would be forgiven by USI assuming $200 million in borrowings, the payment by USI of $7 million in debt financing costs and the $2.2 million repayment of notes payable by USI.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS


                                                             FOR THE NINE MONTHS ENDED
                                                                    JUNE 30, 2001
                                                      ------------------------------------------
                                                                     PRO-FORMA
                                                        ACTUAL       ADJUSTMENTS       PRO-FORMA
                                                      ---------      -----------       ---------
                                                                     (UNAUDITED)
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Net Sales                                             $   640.8       $                $   640.8
Operating costs and expenses:
  Cost of products sold                                   430.5                            430.5
  Selling, general and administrative expenses            181.5           4.5 (A)          186.0
  Goodwill impairment charges                              22.0                             22.0
  Management fee and divisional overhead                    6.2          (6.2)(A)           --
                                                      ---------       -------          ---------
Operating income                                            0.6           1.7                2.3
Interest expense to Affiliates                             (9.8)          9.8 (B)           --
Interest expense                                           (0.4)        (14.6)(B)          (16.1)
                                                                         (1.1)(C)

Interest income                                             0.3                              0.3
Loss on sale of business                                   (7.0)                            (7.0)
Other expense, net                                         (0.2)                            (0.2)
                                                      ---------       -------          ---------
Loss before income taxes                                  (16.5)         (4.2)             (20.7)
Benefit for income taxes                                    0.1           1.7 (D)            1.8
                                                      ---------       -------          ---------
Net loss                                              $   (16.4)      $  (2.5)         $   (18.9)
                                                      =========       =======          =========
Basic and diluted loss per share (E)                  $   (2.21)                       $   (2.54)
                                                      =========                        =========

----------
(A) To eliminate management fees allocated from USI and divisional overhead, and to record selling, general and administrative expenses that we expect to incur following the spin-off, which includes approximately $6 million in annual expenses for which the Company is committed, principally compensation expense and leases for the corporate headquarters and related equipment. In addition, the Company expects to incur approximately $4 million in professional fees, outside services, bonuses, travel and administrative services that are not subject to binding commitments of the Company and thus not included in the pro-forma adjustment.

(B) To reflect interest expense on initial borrowings under a new credit facility at an assumed interest rate of 10% per year and eliminate interest cost on notes payable to affiliates and existing third party debt. For each 1/8% change in the assumed interest rate, pro forma interest expense would change by approximately $0.3 million per year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, USI has in the past entered into various hedging transactions. Subsequent to the spin-off, the Company may borrow in foreign currency-denominated borrowings to effectively hedge a portion of our net investments in subsidiaries in foreign countries. The Company is also exposed to foreign currency exchange risk related to our international operations and our U.S. businesses, which import or export goods.

      Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Refer to NOTE 10 to the Company's Combined Condensed Financial Statements for additional information regarding its derivative and hedging activities.

      PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS

(a)   Exhibits

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LCA GROUP INC.

Date:  August 17, 2001

                                  By:   /s/ James O'Leary
                                        -----------------
                                        James O'Leary
                                        (Principal Executive Officer)


                                        /s/ Nicola Rossi
                                        ----------------
                                        Nicola Rossi
                                        Corporate Controller
                                       (Principal Accounting Officer)